Form 10-Q
period 2011-09-30
APEX 2 INC.
filed 2011-10-18
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 18, 2011, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 2 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM MAY 17, 2011
(DATE OF INCEPTION) TO SEPTEMBER 30, 2011

APEX 2 Inc.
(A Development Stage Company)
Balance Sheet

As of September 30, 2011
ASSETS
Current Assets

Cash	-

Total Current Assets	-

TOTAL ASSETS	-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to Related Party	1,500
Total Current Liabilities	1,500

TOTAL LIABILITIES	1,500

Stockholders’ Equity (Deficit)

Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2011 )	1,000
Deficit accumulated during development stage	(2,500)

Total Stockholders’ Equity (Deficit)	(1,500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Statement of Operations

	Three Months Ended September 30, 2011	May 17, 2011 (inception) through September 30, 2011
Revenues

Revenues	-	-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	500	2,500

Total General & Administrative Expenses	500	2,500

Net Loss	(500)	(2,500)

Basic loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Statement of Cash flows

May 17, 2011 (inception) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(2,500)

Changes in working capital	1,000

Net cash provided by (used in) operating activities	(1,500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	1,500

Net cash provided by (used in) financing activities Cash from a related party	1,500

Net increase (decrease) in cash	-

Cash at beginning of year	-

Cash at end of year	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-

Income taxes paid	-

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from  May 17, 2011 (inception) to September 30, 2011

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No740 ( ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

 Income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2011.

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

NOTE 6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter ended September 30, 2011.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including October 18, 2011, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	06/06/2011
3.2	By-Laws		10		3.2	06/06/2011
4.1	Specimen Stock Certificate		10		4.1	06/06/2011
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the APEX 2, Inc. Form 10Q for the period ended September 30, 2011	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: October 18, 2011

By: /s/ Richard Chiang Richard Chiang, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors