Form 10-Q
period 2012-03-31
APEX 2 INC.
filed 2012-05-14
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

Registrant’s telephone number, including area code: (772) 216-6460

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 10, 2012 the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 2 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2012
 FOR THE PERIOD FROM DECEMBER 31, 2011
 TO MARCH 31, 2012

APEX 2 Inc.
(A Development Stage Company)
Balance Sheets

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current Assets

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to Related Party	3,000	2,000

Total Current Liabilities	3,000	2,000

TOTAL LIABILITIES	3,000	2,000

Stockholders’ Equity (Deficit)

Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2012)	1,000	1,000
Deficit accumulated during development stage	(4,000)	(3,000)

Total Stockholders’ Equity (Deficit)	(3,000)	(2,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Statement of Operations

	Three Months Ended March 31, 2012	May 17, 2011 (inception) through March 31, 2012
Revenues

Revenues	-	-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,000	4,000

Total General & Administrative Expenses	1,000	4,000

Net Loss	(1,000)	(4,000)

Basic loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Statement of Cash flows

	Three Months Ended March 31, 2012	May 17, 2011 (inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(1,000)	(4,000)

Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	(1,000)	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	1,000	3,000

Net cash provided by (used in) financing activities Cash from a related party	1,000	3,000

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-
Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-
Income taxes paid	-	-

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from  December 31, 2011 to March 31, 2012

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No740 ( ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

 Income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2012.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period of inception May 17, 2011 the value of which was $1000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company loaned $3000 to the Company since inception. There are no specific term and no interest on this loan.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock to the founding shareholder in exchange for service and reimbursement of expense associated with formation of company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2012

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding
•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter ended March 31, 2012.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 10, 2012 which is the date the statements were available for issuance and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was acquired by Martin Mobarak, of MAP LLC, a Florida investment firm. The Company will attempt to located and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In  most  instances the target company  will  wish  to  structure  the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Martin Mobarak, our Chief Executive Officer and Director, is the beneficial owner of the 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock. Mr. Mobarak is the President and CEO of MAP Universal LLC, an operator of Cía Minera Dorosa, S.A. de C.V in Mexico City, Mexico.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2012  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Item 5.

Other Information.

Martin Mobarak Age 46, Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer. Mr. Mobarak is the President and CEO of MAP Universal LLC, an operator of Cía Minera Dorosa, S.A. de C.V in Mexico City, Mexico.

.Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	06/06/2011
3.2	By-Laws		10		3.2	06/06/2011
4.1	Specimen Stock Certificate		10		4.1	06/06/2011
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the APEX 2, Inc. Form 10Q for the period ended March 31, 2012	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: May 11, 2012

By: /s/ Martin Mobarak Martin Mobarak, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors