Form 10-Q
period 2012-06-30
APEX 2 INC.
filed 2012-08-14
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2012 the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 2 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2012
 FOR THE PERIOD FROM MAY 17, 2011 (DATE OF INCEPTION)
TO JUNE 30, 2012

Contents

Financial Statements	PAGE

Balance Sheet As of June 30, 2012 As of December 31, 2011	6

Statement of Operations For the three months ended June 30, 2012 For the period from May 17, 2011(Date of Inception) to June 30, 2011 For the six months ended June 30, 2012 For the cumulative period from May 17, 2011 (Date of Inception) to June 30, 2012	7

Statement of Cash Flows	8
For the six months ended June 30, 2012 For the period from May 17, 2011(Date of Inception) to June 30, 2011 For the cumulative period from May 17, 2011 (Date of Inception) to June 30, 2012

Notes to Financial Statements	9

APEX 2 Inc. (A Development Stage Company) Balance Sheet

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Due to Related Party	$6,400	$2,000
Total Liabilities	6,400	2,000

Shareholders' Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	1,000	1,000
Deficit during Development Stage	(7,400)	(3,000)
Total Stockholders’ Equity (Deficit)	(6,400)	(2,000)
Total Liabilities and Shareholders' Equity (Deficit)	$-	$-
See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	May 17, 2011 (inception) to June 30, 2011	Cumulative since May 17, 2011 (inception) to June 30, 2012

Revenue	$-	$-	$-	$-

Operating Expenses:

General and Administration Expenses	3,400	4,400	2,000	7,400
Total Expenses	3,400	4,400	2,000	7,400
Income (Loss) before income taxes	(3,400)	(4,400)	(2,000)	(7,400)

Provision for income taxes	-	-	-	-

Net loss	$(3,400)	$(4,400)	(2,000)	$(7,400)
		0.00
Loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements

APEX 2 Inc. (A Development Stage Company) Statement of Cash flows (Unaudited)

			Cumulative since May 17, 2011 (inception) to June 30, 2012
	Six Months Ended June 30, 2012	May 17 2011 (inception) through June 30, 2011

Cash Flows From Operating Activities
Net loss	$(4,400)	$(2,000)	$(7,400)

Changes in working capital	-	1,000	1,000

Net Cash provided by (used in) operating activities	(4,400)	(1,000)	(6,400)

	-	-	-
Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Proceeds from borrowings, related party	4,400	1,000	6,400

Net cash provided by financing activities	4,400	1,000	6,400

Net increase (decrease)

Cash at the Beginning of the Period:	$-	$-	$-

Cash at the End of the Period	$-	$-	$-

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

APEX 2 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from May 17, 2011 (Inception) to June 30, 2012

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No740 ( ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

 Income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2012.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period of inception May 17, 2011 the value of which was $1000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company loaned $7400 to the Company since inception. There are no specific term and no interest on this loan.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock to the founding shareholder in exchange for service and reimbursement of expense associated with formation of company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2012

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding
•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6.  COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the quarter ended June 30, 2012.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 6, 2012  which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2012  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Mining Safety Disclosure.

Not applicable.

Item 5.

Other Information.

Martin Mobarak Age 46, Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer. Mr. Mobarak is the President and CEO of MAP Universal LLC, an operator of Cía Minera Dorosa, S.A. de C.V in Mexico City, Mexico.

.Item 6.

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	06/06/2011
3.2	By-Laws		10		3.2	06/06/2011
4.1	Specimen Stock Certificate		10		4.1	06/06/2011
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: August 14, 2012

By: /s/ Martin Mobarak Martin Mobarak, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors