Form 10-Q
period 2012-09-30
APEX 2 INC.
filed 2012-12-21
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54112

APEX 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

90 SW 3rd Street Penthouse 4, Miami FL 33130
(Address of principal executive offices)

  (772) 216-6460
(Issuer's telephone number)

NA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of December 21, 2012, there were 10,000,000 shares of Common Stock of the issuer outstanding.

Table of Contents

Part 1	FINANCIAL INFORMATION
		page
Item 1	Financial Statements
	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	4
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the periods from May 17, 2011 (Date of Inception) to September 30, 2012 and 2011 (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and for the periods from May 17, 2011 (Date of Inception) to September 30, 2012 and 2011 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1. A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	20

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

APEX 2, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets	$--	$--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities

Due to related party	$8,400	$2,000

Total Liabilities	8,400	2,000

Stockholder Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	1,000	1,000
Deficit accumulated during the development stage	(9,400)	(3,000)
Total stockholder deficit	(8,400)	(2,000)

Total Liabilities and Stockholder Deficit	$--	$--

The accompanying notes are an integral part of the condensed unaudited financial statements

APEX 2, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended September 30	From May 17, 2011 (Inception of Development Stage) to	From May 17, 2011 (Inception of Development Stage) to,
	2012	2011	2012	2011	2012
Revenue	$--	$--	$-	$--	$--

Operating expenses:

General and administration expenses	2,000	500	6,400	2,500	9,400

Total expenses	2,000	500	6,400	2,500	9,400

Loss before income taxes	(2,000)	(500)	(6,400)	(2,500)	(9,400)

Provision for income taxes	--	--	--	--	--

Net loss	$(2,000)	$(500)	$(6,400)	$(2,500)	$(9,400)

Loss per share (basic and diluted)	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000	9,037,037	9,740,519

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
( A Development Stage Company)
Statements of Cash Flow
(Unaudited)

	Nine Months Ended	From May 17, 2011 (Inception of Development Stage) to	From May 17, 2011 (Inception of Development Stage) to
	September 30
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,400)	(2,500)	(9,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	--	1,000	1,000
Net cash used in operating activities	(6,400)	(1,500)	(8,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers and directors	6,400	1,500	8,400
Net cash provided by financing activities	6,400	1,500	8,400

Net change in Cash	--	--	--

Cash at Beginning of Period	$--	$--	$--

Cash at End of Period	$--	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 2, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 17, 2011 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on March 21, 2012.  Interim results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of future results for the full year.

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification ( “ASC”),  Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic Earnings (Loss) per Share

ASC 260, “Earnings per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective May 17, 2011.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. There were no such common stock equivalents outstanding during the period from May 17, 2011 (inception) through September 30, 2012.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3.  GOING CONCERN

 As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $8,400 at September 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company’s officer and director performed services related to the organization of the Company in May  2011 for 10,000,000 founder’s shares which was valued at par value of $1,000. Since inception, the Company’s officers and directors advanced a total $8,400 which $6,400 which remains unpaid as of  September 30, 2012. These are non-interest bearing and due on demand.

NOTE 5. STOCKHOLDER DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founders shares) valued at $1,000 with a par value of $0.0001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

During the three and nine month periods ended September 30, 2012 and for the period from inception through September 30, 2011 the Company has generated no revenue. Expenses for the three and nine month periods ended in 2012 were $2,000 and $6,400, respectively. Expenses for the three months ended and for the period from inception through September 30, 2011 were $500 and $2,500 respectively. The expenses related to the cost for accounting and filing of financial reports.

Net loss for the three and nine months periods ending September 30, 2012 were $2,000 and $6,400, respectively, compared to $500 and $2,500 for the three months ended and for the period from inception through September 30, 2011, respectively. The Company has negative working capital of $8,400 as of September 30, 2012. Funds used in operating activities during the nine months ended September 30, 2012 were $6,400 while funds provided from financing activities were $6,400. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2012 Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Control by Management.

Management beneficially owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Martin Mobarak, our Chief Executive Officer and sole Director, is the beneficial owner of the 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock. Mr. Mobarak is the President and CEO of MAP Universal LLC, an operator of Ca Minera Dorosa, S.A. de C.V in Mexico City, Mexico.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

.Item 6.  Exhibits.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: December 21, 2012	By:	/s/ Martin Mobarak
Martin Mobarak, Chief Executive Officer
(Principal Executive Officer) and Chairman of the Board of Directors