Form 10-K
period 2012-12-31
APEX 2 INC.
filed 2013-04-01
CIK 1521466

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

APEX 2, Inc.
(Exact name of Company as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

MAP Universal LLC
c/o Martin Mobarak
90 SW 3rd Street, Penthouse 4
Miami, FL 33130
(Address of principal executive offices)

772-216-6460
(Company’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:None

.Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Check whether the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on March 29, 2013

As of March 29, 2013, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

Documents Incorporated By Reference: None.

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

Item 1:   Description of Business

(a) Business Development

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;
(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
(c) Strength and diversity of management, either in place or scheduled for recruitment;
(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
(f) The extent to which the business opportunity can be advanced;
(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholder of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and new directors may be appointed without any vote by stockholders.

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
.
It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A: Risk Factors

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

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Authorization of Preferred Stock

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

Our CEO and Director owns 100% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 1B: Unresolved Staff Comment.

None

Item 2: Description of Property

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3: Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 28, 2013, there was one holder of record of the Common Stock.

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

None

Item 6: Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following results of operations, cash flows and changes in our financial position are for year ended December 31, 2012 and for the period from May 17, 2011 (inception) through December 31, 2011.

The Company had no revenue for the year ended December 31, 2012 andfor the period from May 17, 2011 (inception) through December 31, 2011. Expenses during the same periods were $9,650 and $3,000 respectively. Expenses consisted primarily of accounting, audit and filing fees.

As of December 31, 2012 the Company had an accumulative deficit of $12,650 and no cash.

Liquidity and Capital Resources

Cash used in operating activities was $8,400 and $2,000 for the year ended December 31, 2012 and during the period from May 17, 2011 (inception) through December 31, 2011, respectively.

The Company funded its operations from advances from a related party. For the year ended December 31, 2012 and for the period from May 17, 2011 (inception) through December 31, 2011 cash provided was $8,400 and $2,000, respectively.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8: Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 17, 2013, Apex 2, Inc., (the “Company”) formally informed Kenne Ruan CPA of their dismissal as the Company’s independent registered public accounting firm.

The reports of Kenne Ruan, CPA on the Company’s financial statements as of and for the fiscal year ended December 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2011, and through March 17, 2013, there have been no disagreements with Kenne Ruan, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kenne Ruan, CPA would have caused him to make reference thereto in connection with their report on the financial statements for such years.

On March 17, 2013 the Company engaged D. Brooks & Associates CPA’s, P.A., as its new independent registered public accounting firm.

Item 9A(T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material The weakness in our internal control over financial reporting which is identified below, which The Company view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-
Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.

-
Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

These weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10:  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our sole officer and director will serve until his successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)
Martin Mobarak 90 SW 3rd Street, Penthouse 4 Miami, FL 33130	47	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer and Director

Martin Mobarak Age 47, Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Mr. Martin Mobarak began his professional experience as a Bering Sea fisherman in 1989. By 1992, Mr. Mobarak owned a multi-vessel commercial and charter fishing fleet in Alaska. In Alaska, he went on to found Servcom Inc.  Servcom was one of the first Internet service providers supplying connectivity for the City of Anchorage, Alaska and the surrounding areas.  Servcom was later sold to an affiliate of AT&T for one million dollars. From 1997 to 1999 Mr. Mobarak entered the hospitality industry by building a Hotel & Bed and Breakfast in Mexico. In 2001 Mr. Mobarak purchased a hangar at a regional airport in South Florida and started several aviation enterprises under the name Mobarak Aircraft LLC, which included; Interior design, furniture, and fixtures. In addition, he launched a jet fuel service, a food service under the name Frankie’s Jet Way Café, and a private aircraft leasing company, Air Charter of Florida. Mr. Mobarak sold his aviation business to Rizzivi, a hedge fund in 1998 for $8.9 million dollars.

Conflict of Interest

The Officer and Director of the Company will devote most of his time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director to acquire his shares creates a potential conflict of interest for him, in satisfying his fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee.

Item 11:  Executive Compensation.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 28, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

MAP Universal LLC(1) 90 SW 3rd Street, Penthouse 4 Miami, FL 33130	10,000,000	100%

All Officers and Directors as a group	10,000,000	100%
______________
(1) Martin Mobarak, the Company’s sole officer and director, is the President of MAP Universal LLC and has sole voting and investment power with respect to the shares of our common stock.

Item 13: Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14:  Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm D. Brooks & Associates, CPA’s P.A. and Consultants and Kenne Ruan, CPA, PC

	D. Brooks & Associates, CPA’s P.A.	Kenne Ruan , CPA, PC
	2012	2011
Audit fees	$1,500	2,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files for the APEX 2 Inc. Form 10K for the year ended December 31, 2012	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2 INC.

Dated: April 1, 2013	By:	/s/ Martin Mobarak
Martin Mobarak
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date
/s/ Martin Mobarak
Martin Mobarak	President, Secretary, Chief	April 1, 2013
Financial Officer and Sole Director

APEX 2 INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012AND FOR THE PERIOD FROM MAY 17, 2011
(DATE OF INCEPTION) TO DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Apex 2, Inc.
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

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
February 15, 2012

D. Brooks and Associates CPA’s, P.A.
Certified Public Accountants ● Valuation Analyst ● Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Apex 2, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Apex 2, Inc.as of December 31, 2012, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and the period from inception (May 17, 2011) to December 31, 2012. Apex 2, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 2, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from inception (May 17, 2011) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
April 1, 2013

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

APEX 2 INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31,

	2012	2011
ASSETS

TOTAL ASSETS	$--	$--

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$1,250	$--
Due to related party	10,400	2,000
Total Current Liabilities	11,650	2,000

TOTAL LIABILITIES

Stockholder’s Deficit

Preferred stock;$.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock;$.0001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(12,650)	(3,000)

Total Stockholder’s Deficit	(11,650)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$--	$--

The footnotes are an integral part of the financial statements.

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year	From May 17,	From May 17
	Ended	2011 (Inception)	2011 (Inception)
	December 31,	to December 31,	to December 31,
	2012	2011	2012

EXPENSES
General and administrative	$9,650	$3,000	$12,650
Total expenses	9,650	3,000	12,650

NET LOSS	$(9,650)	$(3,000)	$(12,650)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000,000	10,000,000	10,000,000

The footnotes are an integral part of the financial statements.

APEX 2,INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGE IN STOCKHOLDER’S DEFICIT
FROM MAY 17, 2011 ( INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	stage	Deficit

May 17, 2011 (inception)	10,000,000	$1,000	$--	$1,000

Net loss	-	-	(3,000)	(3,000)

Balance, December 31, 2011	10,000,000	1,000	(3,000)	(2,000)

Net loss	--	--	(9,650)	(9,650)

Balance, December 31, 2012	10,000,000	$1,000	$(12,650)	$(11,650)

The footnotes are an integral part of the financial statements.

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW

	Year Ended December 31,	From May 17, 2011 (Inception) to December 31,	From May 17, 2011 (Inception) to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,650)	$(3,000)	$(12,650)
Adjustments to reconcile net loss to net cash
used in operations:
Stock based compensation	--	1,000	1,000
Changes in operating assets and liabilities:
Accounts payable	1,250	--	1,250

Net cash used in operating activities	(8,400)	(2,000)	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party	8,400	2,000	10,400
Net cash provided by financing activities	8,400	2,000	10,400

NET CHANGE IN CASH	--	--	--

CASH - Beginning of period	--	--	-

CASH - End of period	$--	$--	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The footnotes are an integral part of the financial statements.

  APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Apex 2, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 17, 2011 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On Oct 28, 2011, the sole officer and director, entered into a Share Purchase Agreement and sold 10,000,000 shares of the Company’s common stock to MAP Universal LLC. These shares represent 100% of the Company’s issued and outstanding common stock

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferredIncome tax expenses or benefits due to the Company not having any material operations for year ended December 31, 2012.

Basic and diluted net loss per share

Basic and diluted net loss per sharecalculations are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per shareis the same due to the absence of common stock equivalents.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3:  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has no assets and an accumulated deficit of $11,650 as of December 31, 2012. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4:  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2012 and the period from May 17, 2011 (inception) to December 31, 2011 consists of the following:

Current	2012	2011
Federal	$-	$--
State	-
Deferred
Federal	(3,281)	(1020)
State	(318)	(99)
Change in valuation allowance	3,599	1,119
	-	-

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

Income tax at statutory rate	34.00
State income taxes, net of federal benefit	3.30
Change in valuation allowance	(37.30)
Total	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented.  The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2012	2011
Net operating loss	$3,599	$1,119
Gross deferred tax assets:	3,599	1,119
Less: valuation allowance	(3,599)	(1,119)
Net deferred tax assets	$-	$-

As of December 31, 2012 the Company had operating loss carry-forwards of approximately $12,650 available to offset future taxable income, expiring in 2032.

The Company’s tax years since May 17, 2011 (inception) through December 31, 2011 and the year ended December 31, 2012 remain subject to examination by Federal and state jurisdictions.

NOTE 5:  RELATED PARTY TRANSACTIONS

During the period from May 17, 2011 (inception) through December 31, 2011 the Company’s officer and director performed services for the Company, the value of which was $1,000. In exchangethe Company’s officer and director received 10,000,000 shares of common stock. The Company’ officer and director loaned $2,000 to the Company during the period from May 17, 2011 (inception) through December 31, 2011. There are no specific term and no interest on this advance.

During the year ended December 31, 2012, the Company’s officer and director advanced the Company $8,400.  The advance is non-interest bearing and due on demand. As of December 31, 2012 and 2011 the amount owed to the officer and director totaled $10,400 and $2,000, respectively.

NOTE 6:   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.