Form 10-Q
period 2013-03-31
APEX 2 INC.
filed 2013-05-01
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54430

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes:  ☒   No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of April 29, 2013, there were 10,000,000 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the period from May 17, 2011 (Date of Inception) to March 31, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the period from May 17, 2011 (Date of Inception) to March 31, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

APEX 2, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT;

Current Liabilities
Accounts payable	5,447	1,250
Due related party	11,650	10,400

Total liabilities	17,097	11,650

Stockholder’s Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	--	--
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,000	1,000
Deficit accumulated during the development stage	(18,097)	(12,650)
Total stockholder’s deficit	(17,097)	(11,650)

Total Liabilities and Stockholder’s Deficit	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		From May 17, 2011 (Inception) to March 31,
	2013	2012	2013
EXPENSES:

General and administration expenses	5,447	1,000	18,097

Total expenses	5,447	1,000	18,097

Net loss	$(5,447)	$(1,000)	$(18,097)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,		From May 17, 2011 (Inception of Development Stage) to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,447)	$(1,000)	$(18,097)
Stock based compensation	--	--	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	4,197	--	5,447
Net cash used in operating activities	(1,250)	(1,000)	(11,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,250	1,000	11,650
Net cash provided by financing activities	1,250	1,000	11,650

Net change in Cash	--	--	--

Cash at Beginning of Period	--	--	--

Cash at End of Period	$--	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

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

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2013. Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of future results for the full year.

Basis of Presentation - Development Stage Company
The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement Accounting Standards Codification (“ASC”) Topic 915. Among the disclosures required by ASC Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes
Income taxes are provided in accordance with ASC Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic Earnings (Loss) per Share
ASC Topic 260, “Earnings per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC Topic 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. There were no such common stock equivalents outstanding during the period from May 17, 2011 (inception) through March 31, 2013.

Impact of New Accounting Standards
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3:  GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $18,097 at March 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4:  RELATED PARTY TRANSACTIONS

The Company’s officer and director performed services related to the organization of the Company in May 2011 for 10,000,000 founder’s shares which was valued at par value of $1,000. Since inception, the Company’s officer and director has advanced a total $11,650 which remains unpaid as of March 31, 2013. These amounts are non-interest bearing and due on demand.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

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

Results of Operations

During the periods from May 17, 2011, (inception) through March 31, 2013, the Company has generated no revenue. Expenses for the three months ended in March 31, 2013, and 2012 were $5,447 and $1,000, respectively. Expenses for the period from inception through March 31, 2013, were $18,097. The expenses related to the cost for accounting and filing of financial reports.

Net loss for the three months ended March 31, 2013, was $5,447 compared to $1,000 for the three months ended March 31, 2012, and $18,097 for the period from inception through March 31, 2013. The Company has negative working capital of $17,097 as of March 31, 2013. Funds used in operating activities during the three months ended March 31, 2013 were $1,250 while funds provided from financing activities were $1,250. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4:     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A:  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:     Defaults Upon Senior Securities

None

Item 4:     Mine Safety Disclosures

Not applicable

Item 5:     Other Information

None

Item 6:     Exhibits.

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

APEX 2, INC.

Dated: April 30, 2013	By:	/s/ Martin Mobarak
Martin Mobarak,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors