Form 10-Q
period 2013-06-30
APEX 2 INC.
filed 2013-08-13
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of August 12, 2013, there were 10,000,000 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION
		page
Item 1	Financial Statements
	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Statements of Operations for the Three And Six Months Ended June 30, 2013 and 2012 and for the period from May 17, 2011 (Date of Inception) to June 30, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the period from May 17, 2011 (Date of Inception) to June 30, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 1. A	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mine Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	11

PART I:  FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable	5,298	1,250
Due related party	14,168	10,400

Total liabilities	19,466	11,650

Stockholder’s Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	--	--
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,000	1,000
Deficit accumulated during the development stage	(20,466)	(12,650)
Total stockholder’s deficit	(19,466)	(11,650)

Total Liabilities and Stockholder’s Deficit	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From May 17, 2011 (Inception) to June 30,
	2013	2012	2013	2012	2013
EXPENSES:

General and administration expenses	2,369	3,400	7,816	4,400	20,466

Total expenses	2,369	3,400	7,816	4,400	20,466

Net loss	$(2,369)	$(3,400)	$(7,816)	$(4,400)	$(20,466)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30.		From May 17, 2011 (Inception of Development Stage) to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,816)	$(4,400)	$(20,466)
Stock based compensation	--	--	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	4,048	--	5,298
Net cash used in operating activities	(3,768)	(4,400)	(14,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	3,768	4,400	14,168
Net cash provided by financing activities	3,768	4,400	14,168

Net change in Cash	--	--	--

Cash at Beginning of Period	--	--	--

Cash at End of Period	$--	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2013. Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future results for the full year.

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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. There were no such common stock equivalents outstanding during the period from May 17, 2011 (inception) through June 30, 2013.

Impact of New Accounting Standards
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $20,466 at June 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company’s officer and director performed services related to the organization of the Company in May 2011 for 10,000,000 founder’s shares which was valued at par value of $1,000. Since inception, the Company’s officer and director has advanced a total $14,168 which remains unpaid as of June 30, 2013. These amounts are non-interest bearing and due on demand.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow;, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operations

During the periods from May 17, 2011, (inception) through June 30, 2013, the Company has generated no revenue. Expenses for the three and six months ended in June 30, 2013 were $2,369 and $7,816, respectively, while the expenses for the same periods in 2012 were $3,400 and $4,400, respectively. The three month expenses were lower in 2013 compared to the same period in 2012 due to lower accounting fees in 2013. The increase in expenses for the six months period in 2013 over the same period in 2012 was due to higher professional and accounting expenses in 2013. Expenses for the period from inception through June 30, 2013, were $20,466. The expenses related to the cost for accounting and filing of financial reports.

Net loss for the three and six months ended June 30, 2013, was $2,369 and $7,816, respectively, compared to $$3,400 and $4,400 for the three and six months ended June 30, 2012, respectively, and $20,466 for the period from inception through June 30, 2013.

Liquidity

The Company has negative working capital of $19,466 as of June 30, 2013. Funds used in operating activities during the six months ended June 30, 2013 were $3,768 while funds provided from financing activities were $3,768. This compares to funds used in operating activities of $4,400 and funds provided of $4,400 for the same period ended June 30, 2012. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended June 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

APEX 2, INC.

Dated: August 12, 2013	By:	/s/ Martin Mobarak
Martin Mobarak,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors