Form 10-K
period 2013-12-31
APEX 2 INC.
filed 2014-03-05
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

APEX 2, Inc.
(Exact name of Company as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAP Universal LLC
c/o Martin Mobarak
90 SW 3rd Street, Penthouse 4 Miami, FL 33130
(Address of principal executive offices)

772-216-6460
(Company’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 5, 2014 there was no market for the common stock and no shares were held by non-affiliates of the issuer.

As of March 5, 2014, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 1: Description of Business.

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

Item 4: Mine Safety Disclosures.

Not applicable.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 5, 2014, there was one holder of record of the Common Stock.

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

Item 6: Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

The following results of operations, cash flows and changes in our financial position are for year ended December 31, 2013 and for the period from May 17, 2011 (inception) through December 31, 2013.

The Company had no revenue for the years ended December 31, 2013 and 2012 and for the period from May 17, 2011 (inception) through December 31, 2013. Expenses during the years ended December 31, 2013 and 2012 were $15,110 and $9,650 respectively and $27,760 from May 17, 2011 (Inception) to December 31, 2013. The increases in expenses in 2013 from 2012 were due to an increase audit and accounting fees occurring in 2013 over 2012. Other expenses consisted of  and filing fees.

Liquidity and Capital Resources

As of December 31, 2013 the Company had an accumulative deficit of $27,760 and no cash.

Cash used in operating activities was $16,360 and $8,400 for the years ended December 31, 2013 and 2012, respectively, and $26,760 during the period from May 17, 2011 (inception) through December 31, 2013.

The Company funded its operations from advances from a related party. For the year ended December 31, 2013 and 2012, and for the period from May 17, 2011 (inception) through December 31, 2013 cash provided by our director was $16,360, $8,400 and $26,760, respectively.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders or other investors.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and
(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholder or other investors.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

During the fiscal year ended December 31, 2011, and through March 17, 2012, there have been no disagreements with Kenne Ruan, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kenne Ruan, CPA would have caused him to make reference thereto in connection with their report on the financial statements for such years.

On December 17, 2012 the Company engaged D. Brooks & Associates CPA’s, P.A., as its new independent registered public accounting firm.

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which The Company view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B: Other Information.

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

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)
Martin Mobarak 90 SW 3rd Street, Penthouse 4 Miami, FL 33130	48	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer and Director

Martin Mobarak Age 48, Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Our officer and director does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officer and director intends to devote no more than (25) twenty five hours per week to our affairs.

Our officer and director will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 5, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
MAP Universal LLC(1)	10,000,000	100%
90 SW 3rd Street, Penthouse 4 Miami, FL 33130
All Officers and Directors as a group	10,000,000	100%
_____________
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

Item 14: Principal Accounting Fees and Services.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm D. Brooks & Associates CPA’s, P.A.

	2013	2012
Audit fees	$7,500	$1,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the APEX 2 Inc. Form 10K for the period ended December 31, 2013	X

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

APEX 2, INC.

Dated: March 5, 2014	By:	/s/ Martin Mobarak
Martin Mobarak
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date
/s/ Martin Mobarak
Martin Mobarak	President, Secretary, Chief	March 5, 2014
Financial Officer and Sole Director

apex 2, inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Valuation Analyst ● Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Apex 2, Inc.

We have audited the accompanying balance sheet of Apex 2, Inc. as of December 31, 2013, and the related statements of operations, stockholder’s deficit, and cash flows for the year then ended and the period from inception (May 17, 2011) through December 31, 2013. Apex 2, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 2, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and the period from inception (May 17, 2011) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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
March 4, 2014

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31,

	2013	2012
ASSETS

TOTAL ASSETS	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$--	$1,250
Due to related party	26,760	10,400
Total Current Liabilities	26,760	11,650

Commitments and contingencies	--	--

Stockholder’s Deficit

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(27,760)	(12,650)

Total Stockholder’s Deficit	(26,760)	(11.650)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$--	$--

The footnotes are an integral part of the financial statements.

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31,	For The Year Ended December 31,	From May 17, 2011 (Inception) to December 31,
	2013	2012	2013

EXPENSES
General and administrative	$15,110	$9,650	$27,760
Total expenses	15,110	9,650	27,760

NET LOSS	$(15,110)	$(9,650)	$(27,760)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000,000	10,000,000	10,000,000

The footnotes are an integral part of the financial statements.

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
FROM MAY 17, 2011 ( INCEPTION) THROUGH DECEMBER 31, 2013

	Common Stock		Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	stage	Deficit

May 17, 2011 (inception)	10,000,000	$1,000	$--	$1,000

Net loss	-	-	(3,000)	(3,000)

Balance, December 31, 2011	10,000,000	1,000	(3,000)	(2,000)

Net loss	--	--	(9,650)	(9,650)

Balance, December 31, 2012	10,000,000	1,000	(12,650)	(11,650)

Net loss	--	--	(15,110)	(15,110)

Balance, December 31, 2013	10,000,000	$1,000	$(27,760)	$(26,760)

The footnotes are an integral part of the financial statements.

APEX 2, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW

	Year Ended December 31,	Year Ended December 31,	From May 17, 2011 (Inception) to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,110)	$(9,650)	$(27,760)
Adjustments to reconcile net loss to net cash
used in operations:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Accounts payable	(1,250)	1,250	--

Net cash used in operating activities	(16,360)	(8,400)	(26,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party	16,360	8,400	26,760
Net cash provided by financing activities	16,360	8,400	26,760

NET CHANGE IN CASH	--	--	--

CASH - Beginning of period	--	--	-

CASH - End of period	$--	$--	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations since inception.

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has no assets and an accumulated deficit of $27,760 as of December 31, 2013. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 consists of the following:

Current	2013	2012
Federal	$-	$--
State	-
Deferred
Federal	(5,137)	(3,281)
State	(498)	(318)
Change in valuation allowance	5,635	3,599
	-	-

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2013	2012
Net operating loss	$10,354	$4,719
Gross deferred tax assets:	5,635	4,719
Less: valuation allowance	(10.354)	(4,719)
Net deferred tax assets	$-	$-

As of December 31, 2013 the Company had operating loss carry-forwards of approximately $27,760 available to offset future taxable income, expiring in 2033.

The Company’s tax years since May 17, 2011 (inception) through December 31, 2012 and the year ended December 31, 2013 remain subject to examination by Federal and state jurisdictions.

NOTE 5: RELATED PARTY TRANSACTIONS

During the period from May 17, 2011 (inception) through December 31, 2013 the Company’s officer and director performed services for the Company, the value of which was $1,000. In exchange the Company’s officer and director received 10,000,000 shares of common stock. The Company’ officer and director loaned $26,760 to the Company during the period from May 17, 2011 (inception) through December 31, 2013. There are no specific term and no interest on this advance.

During the years ended December 31, 2013 and 2012, the Company’s officer and director advanced the Company $16,360 and $8,400, respectively. The advance is non-interest bearing and due on demand. As of December 31, 2013 and 2012 the amount owed to the officer and director totaled $26,760 and $10,400, respectively.

NOTE 6: SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.