Form 10-Q
period 2014-09-30
APEX 2 INC.
filed 2014-10-23
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 21, 2014, there were 10,000,000 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

A Development Stage Company

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Due to related party	$39,247	$26,760

Total liabilities	39,247	26,760

Stockholder’s Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1,000	1,000
Deficit accumulated during the development stage	(40,247)	(27,760)
Total stockholder’s deficit	(39,247)	(26,760)

Total Liabilities and Stockholder’s Deficit	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

A Development Stage Company

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EXPENSES:

General and administration expenses	$3,140	$2,794	$12,487	$10,610

Total expenses	3,140	2,794	12,487	10,610

Net loss	$(3,140)	$(2,794)	$(12,487)	$(10,610)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

A Development Stage Company

Condensed Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,487)	(10,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	-	(1,250)
Net cash used in operating activities	(12,487)	(11,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	12,487	11,860
Net cash provided by financing activities	12,487	11,860

Net change in Cash	--	--

Cash at Beginning of Period	--	--

Cash at End of Period	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	--
Taxes paid	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

A Development Stage Company

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 5, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year.

Basis of Presentation - Development Stage Company

The Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. There were no such common stock equivalents outstanding during the period from May 17, 2011 through September 30, 2014.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3: GOING CONCERN

 As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $40,247 at September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company’s officer and director performed services related to the organization of the Company in May 2011 for 10,000,000 founder’s shares which was valued at par value of $1,000. Since the Company’s inception, the Company’s officer and director has advanced a total $39,247 which remains unpaid as of September 30, 2014. These amounts are non-interest bearing and due on demand.

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

Results of Operations

The Company has not generated any revenue. Expenses for the three and nine months ended in September 30, 2014 were $3,140 and $12,487, respectively while the expenses for the same periods in 2013 were $2,794 and $10,610, respectively. The three and nine month expenses in 2014 compared to the same period in 2013 were marginally different between periods. The expenses related to the costs in all periods were for accounting, auditing and filing of financial reports.

Net loss for the three and nine months ended September 30, 2014, was $3,140 and $12,487, respectively, compared to $2,794 and $10,610, respectively for the same periods ended September 30, 2013.

Liquidity

The Company has negative working capital of $39,247 as of September 30, 2014. Funds used in operating activities during the nine months ended September 30, 2014 were $12,487 while funds provided from financing activities were $12m487. This compares to funds used in operating activities of $11,860 and funds provided of $11,860 for the same period ended September 30, 2014. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

 Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5:Other Information

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

________________

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

APEX 2, INC.

Dated: October 23, 2014	By:	/s/ Martin Mobarak
Martin Mobarak
Chief Executive Officer (Principal Executive Officer)
and Chairman of the Board of Directors

