Form 10-K
period 2014-12-31
APEX 2 INC.
filed 2015-09-03
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

APEX 2, Inc.
(Exact name of Company as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 North Vosburg Drive Azusa CA 91702
(Address of principal executive offices)

612-961-5656
(Company's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2014 there was no market for the common stock and no shares were held by non-affiliates of the issuer.

As of August 31, 2015, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

Documents Incorporated By Reference: None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Apex 2, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1: Description of Business

(a) Business Development

Apex 2, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 17, 2011 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

(b) Business of Issuer

Based on proposed business activities, we are a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholder of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

Because We May Seek To Complete A Business Combination Through A "Reverse Merger", Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We Cannot Assure You That Following A Business Combination With An Operating Business, Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Control by Management.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company's certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

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

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). The Common Stock is not listed on a publicly-traded market. As of August 10, 2015, there was one holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). The Company has not yet issued any of its preferred stock.

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

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Issuer Purchases of Equity Securities

None

Item 6: Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended December 31, 2014 and 2013

The Company had no revenue for the years ended December 31, 2014 and 2013. Expenses during the years ended December 31, 2014 and 2013 were $14,877 and $15,110 respectively. The decreases in expenses in 2014 from 2013 were due to lower filing fees.

Liquidity and Capital Resources

As of December 31, 2014 the Company had an accumulative deficit of $42,637 and no cash.

Cash used in operating activities was $13,377 and $16,360 for the years ended December 31, 2014 and 2013, respectively.

The Company funded its operations from advances from a related party. For the year ended December 31, 2014 and 2013, cash provided by our director was $13,377, and $16,360, respectively.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8: Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

These weaknesses are due to the company's lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our officer and directors will serve until his successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

On April 10, 2015 Martin Mobarak resigned as an officer and director of the Company, Prior to his resignation Xiang (Steve) Wang was elected as an officer and director of the Company.

On May 8, 2015 Lowell Holden was appointed as a Director of the Company.

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)
Xiang Dong (Steve)Wang 1300 North Vosburg Drive Azusa CA 91702	60	Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director

Lowell Holden 1300 North Vosburg Drive Azusa CA 91702	72	Secretary and Director

Xiang Dong (Steve) Wang, Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer - Steven Wang graduated from Guangxi University, further study in Hawaii University major in Management. He now stays in Los Angeles, California. As a business owner, he has been involved in the importing and exporting business for fifteen years in the United States, and for recent ten years, he moved to investment fields including venture capital funding, mutual fund, and commercial real estate investments. He has been very successful in management and investment in this quarter of a century and gained rich experiences in these two fields.

Lowell Holden - Secretary and Director - Lowell Holden has been a Director of the Company since June 2015. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Financial Officer and director of PTS, Inc (PTSH), Nascent Biotech, Inc (NBIO) and Silverstar Mining, Inc (SLVM). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

Conflict of Interest

The Officer and Directors of the Company will devote time to the Company however; there will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officer and Directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officer and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officer and Directors to acquire his shares creates a potential conflict of interest for him, in satisfying his fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Our officer and director does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officer and directors intends to devote no more than (20) twenty hours per week to our affairs.

Our officer and directors will not receive any finder's fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

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

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of July__, 2015, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Xiang Dong (Steve) Wang 1300 North Vosburg Drive Azusa CA 91702	10,000,000	100%

All Officers and Directors as a group	10,000,000	100%

Item 13: Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm D. Brooks & Associates CPA's, P.A.

	2014	2013
Audit fees	$7,500	$7,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files for the APEX 2 Inc. Form 10-K for the period ended December 31, 2014	X

 (b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder's Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: September 3, 2015	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date

/s/ Xiang Dong (Steve) Wang	President, Chief Financial Officer and Director	September 3, 2015
Xiang Dong (Steve) Wang

/s/ Lowell Holden	Secretary and Director
Lowell Holden

APEX 2, INC.

FINANCIAL STATEMENTS

D. Brooks and Associates CPA’s, P.A.
Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apex 2, Inc.

We have audited the accompanying balance sheets of Apex 2, Inc. as of December 31, 2014, and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Apex 2, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Apex 2, Inc.’s internal control over financial reporting as of December 31, 2014, and 2013, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 2, Inc. as of December 31, 2014, and 2013, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL
September 3, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

APEX 2, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2014	2013
ASSETS

TOTAL ASSETS	$--	$--

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$1,500	$--
Due to related party	40,137	26,760
Total Current Liabilities	41,637	26,760

Commitments and contingencies

Stockholder's Deficit

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(42,637)	(27,760)
Total Stockholder's Deficit	(41,637)	(26,760)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$--	$--

The footnotes are an integral part of the financial statements.

APEX 2, INC.

STATEMENTS OF OPERATIONS

	For The Year	For The Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
EXPENSES
General and administrative	$14,877	$15,110
Total expenses	14,877	15,110

NET LOSS	$(14,877)	$(15,110)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000,000	10,000,000

The footnotes are an integral part of the financial statements.

APEX 2, INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Deficit
Balance, December 31, 2012	10,000,000	$1,000	$(12,650)	$(11,650)

Net loss	--	--	(15,110)	(15,110)

Balance, December 31, 2013	10,000,000	1,000	(27,760)	(26,760)

Net loss	--	--	(14,877)	(14,877)

Balance, December 31, 2014	10,000,000	$1,000	$(42,637)	$(41,637)

The footnotes are an integral part of the financial statements.

APEX 2, INC.

STATEMENTS OF CASH FLOW

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,877)	$(15,110)
Adjustments to reconcile net loss to net cash
used in operations:
Changes in operating assets and liabilities:
Accounts payable	1,500	(1,250)

Net cash used in operating activities	(13,377)	(16,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party	13,377	16,360
Net cash provided by financing activities	13,377	16,360

NET CHANGE IN CASH	--	--

CASH - Beginning of period	--	--

CASH - End of period	$--	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The footnotes are an integral part of the financial statements.

APEX 2, INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Apex 2, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 17, 2011 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On Oct 28, 2011, the Company's then sole officer and director, entered into a Share Purchase Agreement and sold 10,000,000 shares of the Company's common stock to MAP Universal LLC. These shares represent 100% of the Company's issued and outstanding common stock.

On April 10, 2015 the Company's sole stockholder purchased all 10,000,000 outstanding shares of the Company from the former officer and director of the Company.

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

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has no assets and an accumulated deficit of $42,637 as of December 31, 2014. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consists of the following:

Current	2014	2013
Federal	$-	$-
State	-
Deferred
Federal	(5,058)	(5,137)
State	(491)	(498)
Change in valuation allowance	5,549	5,635
	-	-

The Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

Income tax at statutory rate	34.00
State income taxes, net of federal benefit	3.30
Change in valuation allowance	(37.30)
Total	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management's evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company's deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2014	2013
Net operating loss	$14,877	$10,354
Gross deferred tax assets:	5,549	5,635
Less: valuation allowance	(14,877)	(10,354)
Net deferred tax assets	$-	$-

As of December 31, 2014 the Company had operating loss carry-forwards of approximately $42,000 available to offset future taxable income, expiring in 2034.

The Company's tax years through the year ended December 31, 2014 remain subject to examination by Federal and state jurisdictions.

NOTE 5: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company's officer and director advanced the Company $13,377 and $16,360, respectively. The advances are non-interest bearing and due on demand. As of December 31, 2014 and 2013 the amount owed to the officer and director totaled $40,137 and $26,760, respectively.

NOTE 6: SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

