Form 10-Q
period 2015-06-30
APEX 2 INC.
filed 2015-09-08
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54430

APEX 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 North Vosburg Drive, Azusa, CA 91702
(Address of principal executive offices)

(612) 961-5656
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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

APEX 2, Inc

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$--	$1,500
Due to related party	46,137	40,137

Total liabilities	46,137	41,637

Commitments and contingencies	--	--

Stockholder’s Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1,000	1,000
Accumulated deficit	(47,137)	(42,637)
Total stockholder’s deficit	(46,137)	(41,637)

Total Liabilities and Stockholder’s Deficit	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EXPENSES:

General and administration expenses	$4,500	$3,897	$4,500	$9,347

Total expenses	4,500	3,897	4,500	9,347

Net loss	$(4,500)	$(3,897)	$(4,500)	$(9,347)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,500)	(9,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	(1,500)	1,500
Net cash used in operating activities	(6,000)	(7,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	6,000	7,847
Net cash provided by financing activities	6,000	7,847

Net change in Cash	--	--

Cash at Beginning of Period	--	--

Cash at End of Period	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC).  Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $47,137 at June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company’s former officer and director has advanced a total $40,137 and the present officer advanced the Company $6,000, both of which remains unpaid as of June 30, 2015. These amounts are non-interest bearing and due on demand.

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

Results of Operations

The Company has not generated any revenue. Expenses for the three and six months ended in June 30, 2015 were $4,500 for both periods while the expenses for the same periods in 2014 were $3,897 and $9,347, respectively. The three and six month expenses in 2015 compared to the same period in 2014 were less due to no activity in the first three months of 2015. The expenses related to the costs for accounting, auditing and filing of financial reports.

Net loss for the three and six months ended June 30, 2015, was $4,500 for both periods, compared to $3,897 and $9,347, respectively for the same periods ended June 30, 2014.

Liquidity

The Company has negative working capital of $46,137 as of June 30, 2015. Funds used in operating activities during the six months ended June 30, 2015 were $6,000 while funds provided from financing activities were $6,000. This compares to funds used in operating activities of $7,847 and funds provided of $7,847 for the same period ended June 30, 2015. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

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

APEX 2, INC.

Dated: September 1, 2015	By	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

