Form 10-Q
period 2015-09-30
APEX 2 INC.
filed 2015-11-12
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54430

APEX 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0725943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 North Vosburg Drive Azusa, CA 91702
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

As of November 10, 2015, there were 10,000,000 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

APEX 2, Inc

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$3,250	$1,500
Due to related party	46,137	40,137

Total liabilities	49,387	41,637

Commitments and contingencies	--	--

Stockholder's Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	--	--
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1,000	1,000
Accumulated deficit	(50,387)	(42,637)
Total stockholder's deficit	(49,387)	(41,637)

Total Liabilities and Stockholder's Deficit	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EXPENSES:

General and administration expenses	$3,250	$3,140	$7,750	$12,487

Total expenses	3,250	3,140	7,750	12,487

Net loss	$(3,250)	$(3,140)	$(7,750)	$(12,487)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares (basic and diluted)	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, Inc

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,750)	$(12,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	(1,750)	--
Net cash used in operating activities	(6,000)	(12,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	6,000	12,487
Net cash provided by financing activities	6,000	12,487

Net change in Cash	--	--

Cash at Beginning of Period	--	--

Cash at End of Period	$--	$--

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company's financial statements and notes thereto included in the Company's Form 10-K annual report for year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year.

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

Basic Earnings (Loss) per Share

ASC Topic 260, "Earnings per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC Topic 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company and losses from operations.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $50,387 at September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company's former officer and director has advanced a total $40,137 and the present officer advanced the Company $6,000, both of which remain unpaid as of September 30, 2015. These amounts are non-interest bearing and due on demand.

On April 10, 2015 the former officer of the Company sold all the outstanding shares of the Company to the present officer of the Company creating a change in control.

NOTE 5: STOCKHOLDER'S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder's shares) valued at $1,000 with a par value of $0.0001 per share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company's ability to obtain necessary capital, the Company's ability to meet anticipated development timelines, the Company's ability to protect its proprietary technology and knowhow;, the Company's ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operations

The Company has not generated any revenue. Expenses for the three and nine months ended in September 30, 2015 were $3,250 and $7,750 while the expenses for the same periods in 2014 were $3,140 and $12,487, respectively. The three and nine month expenses in 2015 compared to the same period in 2014 were slightly higher for the three months and lower for the nine months due to the level of reporting activity during those periods in 2015. The expenses related to the costs for accounting, auditing and filing of financial reports.

Net loss for the three and nine months ended September 30, 2015, was $3,250 and $7,750, compared to $3,140 and $12,487, respectively for the same periods ended September 30, 2014.

Liquidity

The Company has negative working capital of $49,387 as of September 30, 2015. Funds used in operating activities during the nine months ended September 30, 2015 were $6,000 while funds provided from financing activities were $6,000. This compares to funds used in operating activities of $12,487 and funds provided of $12,487 for the same period ended September 30, 2015. All funds in financing activities were advances from the officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

APEX 2, INC.

Dated: November 11, 2015	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

