Form 10-K
period 2015-12-31
APEX 2 INC.
filed 2016-04-06
CIK 1521466

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2015 there was no market for the common stock.

As of March 14, 2016, there were 10,006,970 shares of common stock, par value $.0001, outstanding.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). The Common Stock is not listed on a publicly-traded market. As of December 31, 2015, there was one holder of record of the Common Stock.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended December 31, 2015 and 2014.

The Company had no revenue for the years ended December 31, 2015 and 2014. Expenses during the years ended December 31, 2015 and 2014 were $9,750 and $14,877 respectively. The decreases in expenses in 2015 from 2014 were due to lower consulting and filing fees.

Liquidity and Capital Resources

As of December 31, 2015 the Company had an accumulative deficit of $52,387 and no cash.

Cash used in operating activities was $9,750 and $13,377 for the years ended December 31, 2015 and 2014, respectively.

The Company funded its operations from advances from a related party. For the year ended December 31, 2015 and 2014, cash provided by our sole shareholder was $11,250, and $13,377, respectively.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On May 8, 2015 Lowell Holden was appointed as a Director of the Company.

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)

Xiang Dong (Steve) Wang 1300 North Vosburg Drive, Azusa, CA 91702	61	Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director

Lowell Holden 1300 North Vosburg Drive, Azusa, CA 91702	73	Secretary and Director

Xiang Dong (Steve) Wang, Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer - Steven Wang graduated from Guangxi University, further study in Hawaii University major in Management. He now stays in Los Angeles, California. As a business owner, he has been involved in the importing and exporting business for fifteen more years in the United States, and for recent ten years, he moved to investment fields including venture capital funding, mutual fund, and commercial real estate investments. He has been very successful in management and investment in this quarter of a century and gained rich experiences in these two fields.

Lowell Holden – Secretary and Director - Lowell Holden has been a Director of the Company since June 2015. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Financial Officer and director of PTS, Inc (PTSH), and Nascent Biotech, Inc (NBIO). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

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

 Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of March 14, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Xiang Dong (Steve)Wang 1300 North Vosburg Drive Azusa CA 91702	10,000,000	99.9%

All Officers and Directors as a group	10,000,000	99.9%

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

	2015	2014
Audit fees	$7,500	$7,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the APEX 2 Inc. Form 10K for the period ended December 31, 2015	X

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

APEX 2 INC.

Dated: April 6, 2016	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date
/s/ Xiang Dong (Steve) Wang	President, Chief Financial Officer and Director	April 6, 2016
Xiang Dong (Steve)Wang

/s/ Lowell Holden	Secretary and Director	April 6, 2016
Lowell Holden

APEX 2 INC.
FINANCIAL STATEMENTS

D. Brooks and Associates CPA's, P.A. Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apex 2, Inc.

We have audited the accompanying balance sheets of Apex 2, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. Apex 2, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Apex 2, Inc.'s internal control over financial reporting as of December 31, 2015, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 2, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA's, P.A.

West Palm Beach, FL

March 14, 2016

D. Brooks and Associates CPA's, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – www.dbrookscpa.com

APEX 2, INC.
BALANCE SHEETS

AS OF DECEMBER 31,

	2015	2014
ASSETS

TOTAL ASSETS	$--	$--

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$--	$1,500
Due to related party	51,387	40,137
Total Current Liabilities	51,387	41,637

Commitments and contingencies

Stockholder's Deficit

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(52,387)	(42,637)
Total Stockholder's Deficit	(51,387)	(41,637)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$--	$--

The footnotes are an integral part of the financial statements.

APEX 2, INC.
STATEMENTS OF OPERATIONS

	For The Year	For The Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
EXPENSES
General and administrative	$9,750	$14,877
Total expenses	9,750	14,877

NET LOSS	$(9,750)	$(14,877)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000,000	10,000,000

The footnotes are an integral part of the financial statements.

F-4

APEX 2, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Deficit

Balance, December 31, 2013	10,000,000	$1,000	$(27,760)	$(26,760)

Net loss	--	--	(14,877)	(14,877)

Balance, December 31, 2014	10,000,000	1,000	(42,637)	(41,637)

Net loss			(9,750)	(9,750)

Balance, December 31, 2015	10,000,000	$1,000	$(52,387)	$(51,387)

The footnotes are an integral part of the financial statements.

APEX 2, INC.
STATEMENTS OF CASH FLOW

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,750)	$(14,877)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	(1,500)	(1,500)

Net cash used in operating activities	(11,250)	(13,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party	11,250	13,377
Net cash provided by financing activities	11,250	13,377

NET CHANGE IN CASH	--	--

CASH - Beginning of period	--	--

CASH - End of period	$--	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On October 28, 2011, the Company's then sole officer and director, entered into a Share Purchase Agreement and sold 10,000,000 shares of the Company's common stock to MAP Universal LLC. These shares represent 100% of the Company's issued and outstanding common stock.

On April 10, 2015 the Company's sole stockholder purchased all 10,000,000 outstanding shares of the Company from MAP Universal LLC.

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

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has no assets and an accumulated deficit of $52,387 as of December 31, 2015. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 consists of the following:

Current	2015	2014
Federal	$-	$--
State	-
Deferred
Federal	(2,805)	(5,058)
State	(272)	(491)
Change in valuation allowance	3,077	5,549
	-	-

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2015	2014
Net operating loss	$8,250	$14,877
Gross deferred tax assets:	3,077	5,549
Less: valuation allowance	(8,250)	(14,877)
Net deferred tax assets	$-	$-

As of December 31, 2015 the Company had operating loss carry-forwards of approximately $42,000 available to offset future taxable income, expiring in 2034.

As of December 31, 2015 the Company's tax years through the year ended December 31, 2015 remain subject to examination by Federal and state jurisdictions.

NOTE 5: RELATED PARTY TRANSACTIONS

Since inception, the Company's former officer and director has advanced a total $40,137 and the present officer advanced the Company $11,250, both of which remain unpaid as of December 31, 2015. These amounts are non-interest bearing and due on demand.

NOTE 6: SHAREHOLDER'S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder's shares) valued at $1,000 with a par value of $0.0001 per share.

NOTE 7: SUBSEQUENT EVENT

During January and February, 2016 the Company received subscription agreements from 41 individuals for 6,970 shares of common stock with a value of $20,910.

