Form 10-Q
period 2016-03-31
APEX 2 INC.
filed 2016-06-02
CIK 1521466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of May 23, 2016, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of March 31,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$19,689	$--

Total current assets	19,689	--

Total Assets	$19,689	$--

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$4,250	$--
Due to related party	51,387	51,387

Total liabilities	55,637	51,387

Commitments and contingencies

Stockholders' Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 and 10,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,001	1,000
Additional paid in capital	20,399	--
Accumulated deficit	(57,348)	(52,387)
Total stockholder's deficit	(35,948)	(51,387)

Total Liabilities and Stockholder's Deficit	$19,689	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

3

APEX 2, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
EXPENSES:

General and administrative expenses	$4,961		$--

Total expenses	4,961		--

Net loss	$(4,961)	$	---

Loss per share (basic and diluted)	$(0.00)		$(0.00)
Weighted average common shares (basic and diluted)	10,000,829		10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,961)	$--
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	4,250	--
Net cash used in operating activities	(711)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	20,400	--
Net cash provided by financing activities	20,400	--

Net change in Cash	19,689	--

Cash at Beginning of Period	--	--

Cash at End of Period	$19,689	$--

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company's financial statements and notes thereto included in the Company's Form 10-K annual report for year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $57,348 at March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company's former officer and director advanced a total $40,137 and the present officer advanced the Company $11,250, both of which remain unpaid as of March 31, 2016. These amounts are non-interest bearing and due on demand.

On April 10, 2015 the former officer of the Company sold all the outstanding shares of the Company to the present officer of the Company creating a change in control.

NOTE 5: STOCKHOLDER'S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder's shares) valued at $1,000 with a par value of $0.0001 per share.

During the three months period ended March 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share with a value of $20,400 for cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three months ended March 31, 2016 were $4,961 while the expenses for the same period in 2015 were zero. The three month expenses in 2016 compared to the same period in 2015 were higher due to the level of reporting activity during the period in 2016. The expenses related to the costs for accounting, bank charges, auditing and filing of financial reports.

Net loss for the three months ended March 31, 2016, was $4,961, compared to zero for the same period ended March 31, 2015.

Liquidity

The Company has negative working capital of $35,948 as of March 31, 2016. Funds used in operating activities during the three months ended March 31, 2016 were $711 while funds provided from financing activities were $20,400. This compares to funds used in operating activities of zero and funds provided of zero for the period ended March 31, 2015. All funds in financing activities during the three months ended March 31, 2016 were from the sale of common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months period ended March 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share with a value of $20,400 for cash

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits.

No.	Description
31	Chief Executive Officer Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: May 23, 2016	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

