Form 10-Q
period 2016-06-30
APEX 2 INC.
filed 2016-08-17
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of June 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$19,689	$--

Total current assets	19,689	--

Total Assets	$19,689	$--

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$717	$--
Due to related party	57,637	51,387

Total liabilities	58,354	51,387

Commitments and contingencies

Stockholders' Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 and 10,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,001	1,000
Additional paid in capital	20,399	--
Accumulated deficit	(60,065)	(52,387)
Total stockholders' deficit	(38,665)	(51,387)

Total Liabilities and Stockholders' Deficit	$19,689	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June, 30,
	2016	2015	2016	2015
EXPENSES:

General and administrative expenses	$2,717	$4,500	$7,678	$4,500

Total expenses	2,717	4,500	7,678	4,500

Net loss	$(2,717)	$(4,500)	$(7,678)	$(4,500)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,000,000	10,003,815	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Cash Flows.

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,678)	$(4,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	717	(1,500)
Net cash used in operating activities	(6,961)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	6,250	6,000
Common stock issued for cash	20,400	--
Net cash provided by financing activities	26,650	6,000

Net change in Cash	19,689	--

Cash at Beginning of Period	--	--

Cash at End of Period	$19,689	$--

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company's financial statements and notes thereto included in the Company's Form 10-K annual report for year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the six months ended June 30, 2016 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has no assets and an accumulated deficit of $60,065 at June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company's former officer and director advanced a total $40,137 and the present officer advanced the Company $17,500, both of which remain unpaid as of June 30, 2016. These amounts are non-interest bearing and due on demand.

NOTE 5: STOCKHOLDER'S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder's shares) valued at $1,000 with a par value of $0.0001 per share.

During the six months period ended June 30, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceed of $20,400.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three and six months ended June 30, 2016 were $2,717 and $7,678, while the expenses for the same periods in 2015 were $4,500 and $4,500, respectively. The three and six month expenses in 2016 compared to the same periods in 2016 were lower for the three month period but higher for the six month period due to the level of reporting activity during the different periods.. The expenses related to the costs for accounting, bank charges, auditing and filing of financial reports.

Net loss for the three and six months ended June 30, 2016, was $2,717 and $7,678, compared to $4,500 and $4,500 for the same periods ended June 30, 2015.

Liquidity

The Company has negative working capital of $38,665 as of June 30, 2016. Funds used in operating activities during the six months ended June 30, 2016 were $6,961 while funds provided from financing activities were $26,650 consisting of sale of common stock of $20,400 and advances by related party of $6,250. This compares to funds used in operating activities of $6,000 and funds provided of zero for the period ended June 30, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months period ended June 30, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceeds of $20,400.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 2, INC.

Dated: August 15, 2016	By	/s/ Xiang Dong (Steve) Wang
	Name:	Xiang Dong (Steve) Wang
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

