Form 10-Q
period 2016-09-30
APEX 2 INC.
filed 2016-11-18
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

As of November 4, 2016, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash held in attorney trust account	$19,689	$--
Prepaid expense	500	--
Total current assets	20,189	--

Total Assets	$20.189	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Due to related party	$73,008	$51,387

Total current liabilities	73,008	51,387

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 and 10,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,001	1,000
Additional paid in capital	20,399	--
Accumulated deficit	(74,219)	(52,387)
Total stockholders’ deficit	(52,819)	(51,387)

Total Liabilities and Stockholders’ Deficit	$20,189	$--

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc.

Condensed Statements of Operations.
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
EXPENSES:

General and administrative expenses	$14,154	$3,250	$21,832	$7,750

Total expenses	14,154	3,250	21,832	7,750

Net loss	$(14,154)	$(3,250)	$(21,832)	$(7,750)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,000,000	10,004,810	10,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Cash Flows.

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,832)	$(7,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Increase in prepaid expense	(500)	--
Accounts payable	--	(1,750)
Net cash used in operating activities	(22,332)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	21,621	6,000
Common stock issued for cash	20,400	--
Net cash provided by financing activities	42,021	6,000

Net change in Cash	19,689	--

Cash at Beginning of Period	--	--

Cash at End of Period	$19,689	$--

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the nine months ended September 30, 2016 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

As shown in the accompanying balance sheet, the Company has assets of $20,189 and an accumulated deficit of $74,219 at September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company’s former officer and director advanced a total $40,137 and the present officer advanced the Company $32,871, both of which remain unpaid as of September 30, 2016. These amounts are non-interest bearing and due on demand.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

During the nine-month period ended September 30, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceed of $20,400.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three and nine months ended September 30, 2016 were $14,154 and $21,832, respectively while the expenses for the same periods in 2015 were $3,250 and $7,750, respectively. The three and nine month expenses in 2016 compared to the same periods in 2015 were higher for both periods due to the addition of consulting fees during the third period in 2016 and none in the same period in 2015 along with the expenses related to the costs for accounting, bank charges, auditing and filing of financial reports.

Net loss for the three and nine months ended September 30, 2016, was $14,154 and $21,832, compared to $3,250 and $7,750 for the same periods ended September 30, 2015.

Liquidity

The Company has negative working capital of $52,819 as of September 30, 2016. Funds used in operating activities during the nine months ended September 30, 2016 were $22,332 while funds provided from financing activities were $42,021 consisting of sale of common stock of $20,400 and advances by related party of $21,621. This compares to funds used in operating activities of $6,000 and funds from financing activities of $6,000 for the period ended September 30, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceeds of $20,400.

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

APEX 2, INC.

Dated: November 4, 2016	By:	/s/ Xiang Dong (Steve)Wang
Xiang Dong (Steve)Wang
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

13