Form 10-K
period 2016-12-31
APEX 2 INC.
filed 2018-01-29
CIK 1521466

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2016, there was no market for the common stock.

As of January 23 2018, there were 10,006,800 shares of common stock, par value $.0001, outstanding.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Our CEO and Director owns 99.9% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2016, there were 41 holders of record of the Common Stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended December 31, 2016 and 2015.

The Company had no revenue for the years ended December 31, 2016 and 2015. Expenses during the years ended December 31, 2016 and 2015 were $36,986 and $9,750 respectively. The increases in expenses in 2016 from 2015 were due to higher consulting expenses.

Liquidity and Capital Resources

As of December 31, 2016, the Company had an accumulative deficit of $89,373 and with assets of $19,689 in cash.

Cash used in operating activities was $34,332 and $11,250 for the years ended December 31, 2016 and 2015, respectively.

The Company funded its operations from advances from a related party. For the year ended December 31, 2016 and 2015, cash provided by the sale of common stock of $20,400 plus advances from a related party of 33,621 in 2016 and $11,250 in 2015.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 25, 2017, Apex 2, Inc. (the “Company”) dismissed D. Brooks & Associates CPA’s PA (“D. Brooks & Associates”), as the Company’s independent registered public accounting firm.

The decision to dismiss D. Brooks & Associates was recommended and approved by the Company’s Board of Directors.

D. Brooks & Associates’ reports on the financial statements of the Company for the years ended December 31, 2014 and 2015 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope or accounting principles other than uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s most recent fiscal year and any subsequent interim period preceding the dismissal of D. Brooks & Associates, there were no disagreements with D. Brooks & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D. Brooks & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the Company’s most recent fiscal year and any subsequent interim period preceding the dismissal of D. Brooks & Associates, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K by D. Brooks & Associates.

The Company provided D. Brooks & Associates with a copy of the above disclosures and requested that D. Brooks & Associates provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures and, if not, stating the respects in which it does not agree. Such letter is filed as an exhibit to this report.

On October 26, 2017, the Company appointed Fruci & Associates II, PLLC (“Fruci & Associates”), as its independent registered public accounting firm.

During the Company’s most recent fiscal year end and any subsequent interim period preceding the engagement of Fruci & Associates, neither the Company nor anyone acting on our behalf, has consulted with Fruci & Associates regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and D. Brooks & Associates as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

•	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.

•	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On May 8, 2015 Lowell Holden was appointed as a Director of the Company.

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)
Xiang Dong (Steve)Wang 1300 North Vosburg Drive Azusa CA 91702	63	Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director

Lowell Holden 1300 North Vosburg Drive Azusa CA 91702	75	Secretary and Director

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

Lowell Holden – Secretary and Director - Lowell Holden has been a Director of the Company since June 2015. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Financial Officer and director of PTS, Inc (PTSH), and Nascent Biotech, Inc (NBIO). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor’s of Science degree from Iowa State University.

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

The Company’s Officer and Directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Directors to acquire his shares creates a potential conflict of interest for him, in satisfying his fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Our officer and directors does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officer and directors intends to devote no more than (20) twenty hours per week to our affairs.

Our officer and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

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

The following table sets forth, as of Update, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Xiang Dong (Steve)Wang 1300 North Vosburg Drive Azusa CA 91702	10,000,000	99.9%

All Officers and Directors as a group	10,000,000	99.9%

Item 13: Certain Relationships and Related Transactions

Since inception, the Company’s former officer and director has advanced a total $40,137 and the present officer advanced the Company $44,871 both of which remain unpaid as of December 31, 2016. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month since June 1, 2016 through December 31, 2016 for a total of $28,000. A director of the Company is also an officer and director of the consulting group.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firms D. Brooks & Associates CPA’s, P.A. and Fruci & Associates II, PLLC.

	2016	2015
Audit fees	$9,850	$7,500
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101	Interactive Data Files for the APEX 2 Inc. Form 10K for the period ended December 31, 2016	☒

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

APEX 2 INC.

Dated: January 29, 2018	By:	/s/ Xiang Dong (Steve)Wang
Xiang Dong (Steve)Wang
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date

/s/ Xiang Dong (Steve)Wang
Xiang Dong (Steve)Wang	President, Chief Financial Officer and Director	January 29, 2018

/s/ Lowell Holden
Lowell Holden	Secretary and Director	January 29, 2018

APEX 2 INC.

FINANCIAL STATEMENTS

802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of APEX 2, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of APEX 2, Inc. as of December 31, 2016, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APEX 2, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
January 24, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Apex 2, Inc.

We have audited the accompanying balance sheet of Apex 2, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Apex 2, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Apex 2, Inc.’s internal control over financial reporting as of December 31, 2015, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex 2, Inc. as of December 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, FL
March 14, 2016

D. Brooks and Associates CPA’s, P.A. 4440 PGA Blvd, Suite 104, Palm Beach Gardens, FL 33410 – www.dbrookscpa.com

APEX 2, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2016	2015
ASSETS

TOTAL ASSETS
Cash	$19,689	$--
Total Current Assets	19,689	--

Total Assets	$19,689	$--

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$2,654	$--
Due to related party	85,008	51,387
Total Current Liabilities	87,662	51,387

Commitments and contingencies	--	--

Stockholder’s Deficit

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized; 10,006,800 and 10,000,000 shares issued and outstanding, respectively	1,001	1,000
Paid in Capital	20,399	--
Accumulated deficit	(89,373)	(52,387)
Total Stockholder’s Deficit	(67,973)	(51,387)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$19,689	$--

The footnotes are an integral part of the financial statements.

F-4

APEX 2, INC.

STATEMENTS OF OPERATIONS

For Years Ended December 31,

	2016	2015
EXPENSES
General and administrative	$36,986	$9,750
Total expenses	36,986	9,750

NET LOSS	$(36,986)	$(9,750)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,005,311	10,000,000

The footnotes are an integral part of the financial statements.

APEX 2, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

					Total
	Common Stock		Paid In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	10,000,000	$1,000	$--	$(42,637)	$(41,637)

Net loss	--	--	--	(9,750)	(9,750)

Balance, December 31, 2015	10,000,000	1,000	--	(52,387)	(51,387)

Common stock issued for cash	6,800	1	20,399	--	20,400

Net loss	--	--	--	(36,986)	(36,986)

Balance, December 31, 2016	10,006,800	$1,001	$20,399	$(89,373)	$(67,973)

The footnotes are an integral part of the financial statements.

APEX 2, INC.

STATEMENTS OF CASH FLOW

For Years Ended December 31.

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,986)	$(9,750)
Adjustments to reconcile net loss to net cash
used in operations:
Changes in operating assets and liabilities:
Accounts payable	2,654	(1,500)

Net cash used in operating activities	(34,332)	(11,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	20,400	--
Proceeds from borrowing, related party	33,621	11,250
Net cash provided by financing activities	54,021	11,250

NET CHANGE IN CASH	19,689	--

CASH - Beginning of period	--	--

CASH - End of period	$19,689	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On October 28, 2011, the Company’s then sole officer and director, entered into a Share Purchase Agreement and sold 10,000,000 shares of the Company’s common stock to MAP Universal LLC. These shares represent 100% of the Company’s issued and outstanding common stock.

On April 10, 2015, the Company’s sole stockholder purchased all 10,000,000 outstanding shares of the Company from MAP Universal LLC.

During the year ended December 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals for $20,400 in cash.

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

Accounting Method

The Company’s financial statements are prepared in accordance with GAAP accounting practices. The Company has elected a fiscal year ending on December 31.

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

NOTE 3: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has no assets and an accumulated deficit of $89,373 as of December 31, 2016. The Company has not established any source of revenue to cover its operating costs. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4: INCOME TAXES

At December 31, 2016 and 2015, the Company had federal net operating loss carry forwards of approximately $89,373 and $52,387, respectively, which expire in varying amounts beginning in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Deferred tax assets:
Deferred tax assets, gross	$31,281	$3,077
Less: Valuation allowance	(31,281)	(3,077)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2016.

As of December 31, 2016, the Company’s tax years from inception through the year ended December 31, 2016 remain subject to examination by Federal and state jurisdictions.

NOTE 5: RELATED PARTY TRANSACTIONS

Since inception, the Company’s former officer and director has advanced a total $40,137 and the present officer advanced the Company $44,871 both of which remain unpaid as of December 31, 2016. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month since June 1, 2016 through December 31, 2016 for a total of $28,000. A director of the Company is also an officer and director of the consulting group.

NOTE 6: COMMON STOCK

On May 17, 2011, the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

During the year ended December 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals for cash with a value of $20,400.

NOTE 7: SUBSEQUENT EVENT

Management has reviewed all events as of January 23, 2018 and has determined there are no subsequent reportable events.

