Form 10-Q
period 2017-03-31
APEX 2 INC.
filed 2018-02-20
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of February 14, 2018, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of	As of
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash held in attorney trust account	$19,689	$19,689
Total current assets	19,689	19,689

Total Assets	$19,689	$19,689

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	$2,500	$2,654
Due to related party	102,621	85,008

Total current liabilities	105,121	87,662

Commitments and contingencies	--	--

Stockholders’ Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,001	1,001
Additional paid in capital	20,399	20,399
Accumulated deficit	(106,832)	(89,373)
Total stockholders’ deficit	(85,432)	(67,973)

Total Liabilities and Stockholders’ Deficit	$19,689	$19,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

3

 APEX 2, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2017	2016
EXPENSES:

General and administrative expenses	$17,459	$4,961

Total expenses	17,459	4,961

Net loss	$(17,459)	$(4,961)

Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,000,829

The accompanying notes are an integral part of the unaudited condensed financial statements.

 APEX 2, Inc

Condensed Statements of Cash Flows.

For the Three Months Ended March 31,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,459)	$(4,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	(154)	4,250
Net cash used in operating activities	(17,613)	(711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	17,613	--
Common stock issued for cash	-	20,400
Net cash provided by financing activities	17,613	20,400

Net change in Cash	--	19,689

Cash at Beginning of Period	19,689	--

Cash at End of Period	$19,689	$19,689

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

The Company has not generated revenue since inception. As shown in the accompanying balance sheet, the Company has assets of $19,689 and an accumulated deficit of $106,832 at March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company's former officer and director advanced a total of $40,137 and the present officer advanced the Company $62,484, both of which remain unpaid as of March 31, 2017. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month. During the three month period ended March 31, 2017 the Company paid the related party for a total of $12,000 and zero during the same period in 2016. A director of the Company is also an officer and director of the consulting group.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

During the three month period ended March 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceed of $20,400.

NOTE 6: SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after March 31, 2017 through February 14, 2018 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three month period ended March 31, 2017 was $17,459, while the expenses for the same period in 2016 was $4,961.The three month expenses in 2017 compared to the same period in 2016 were higher due to the addition of consulting fees during the third period in 2016 along with the expenses related to the costs for accounting, bank charges, auditing and filing of financial reports.

Net loss for the three month period ended March 31, 2017, was $17,459, compared to $4,961 for the same period ended March 31, 2016.

Liquidity

The Company has negative working capital of $85,432 as of March 31, 2017. Funds used in operating activities during the three months ended March 31, 2017 was $17,613 while funds provided from financing activities was $17,613 consisting of advances by related party of $17,613. This compares to funds used in operating activities of $711 and funds from financing activities of $20,400 from the sale of common stock for the period ended March 31, 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting Company

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

APEX 2, INC.

Dated: February 15, 2018	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

