Form 10-Q
period 2017-06-30
APEX 2 INC.
filed 2018-02-20
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(Issuer’s telephone number)

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

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash held in attorney trust account	$19,689	$19,689
Total current assets	19,689	19,689

Total Assets	$19,689	$19,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,500	$2,654
Due to related party	114,621	85,008

Total current liabilities	117,121	87,662

Commitments and contingencies	--	--

Stockholders’ Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,001	1,001
Additional paid in capital	20,399	20,399
Accumulated deficit	(118,832)	(89,373)
Total stockholders’ deficit	(97,432)	(67,973)

Total Liabilities and Stockholders’ Deficit	$19,689	$19,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30,

(Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
EXPENSES:

General and administrative expenses	$12,000	$2,717	$29,459	$7,678

Total expenses	12,000	2,717	29,459	7,678

Net loss	$(12,000)	$(2,717)	$(29,459)	$(7,678)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,006,800	10,006,800	10,006,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Cash Flows.

For the Six Months Ended June 30,

(Unaudited)

	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,459)	$(7,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	(154)	717
Net cash used in operating activities	(29,613)	(6,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	29,613	6,250
Common stock issued for cash	-	20,400
Net cash provided by financing activities	29,613	26,650

Net change in Cash	--	19,689

Cash at Beginning of Period	19,689	--

Cash at End of Period	$19,689	$19,689

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of future results for the full year.

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

Cash Equivalents

The Company considers all highly liquid investments with maturity of three and six months or less when purchased to be cash equivalents.

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

NOTE 3: GOING CONCERN

The Company has not generated revenue since inception. The sole funding source to the Company has been the advance provided by an officer, director and controlling shareholder. As shown in the accompanying balance sheet, the Company has assets of $19,689 and an accumulated deficit of $118,832 at June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company’s former officer and director advanced a total $40,137 and the present officer advanced the Company $74,484, both of which remain unpaid as of June 30, 2017. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month. During the three and six month periods ended June 30, 2017 the Company paid the related party for a total of $12,000 and $24,000 and $4,000 during the same periods in 2016. A director of the Company is also an officer and director of the consulting group.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share.

During the six month period ended June 30, 2016 the Company issued 6,800 shares of common stock to 40 individuals at $3.00 per share for aggregate proceed of $20,400.

NOTE 6: SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after June 30, 2017 through February 14, 2018 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three and six month periods ended June 30, 2017 were $12,000 and $29,459, respectively while the expenses for the same periods in 2016 were $2,717 and $7,678, respectively. The three and six month periods expenses in 2017 compared to the same periods in 2016 were higher for both periods due to the addition of consulting fees during the three and six month period in 2017 along with the expenses related to the costs for accounting, bank charges, auditing and filing of financial reports.

Net loss for the three and six months ended June 30, 2017, were $12,000 and $29,459, compared to $2,717 and $7,678 for the same periods ended June 30, 2016.

Liquidity

The Company has negative working capital of $97,432 as of June 30, 2017. Funds used in operating activities during the six months ended June 30, 2017 were $29,613 while funds provided from financing activities were $29,613 all consisting of advances by related party. This compares to funds used in operating activities of $6,961 and funds from financing activities of $26,650 consisting of the sale of common stock of $ 20,400 and advances from related party of $6,250 for the same periods ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting Company

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

