Form 10-K
period 2017-12-31
APEX 2 INC.
filed 2018-03-19
CIK 1521466

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2017, there was no market for the common stock.

As of March 13, 2018, there were 10,006,800 shares of common stock, par value $.0001, outstanding.

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

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2017, there were 41 holders of record of the Common Stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended December 31, 2017 and 2016.

The Company had no revenue for the years ended December 31, 2017 and 2016. Expenses during the years ended December 31, 2017 and 2016 were $53,459 and $36,986 respectively. The increases in expenses in 2017 from 2016 were due to higher consulting expenses.

Liquidity and Capital Resources

As of December 31, 2017, the Company had an accumulative deficit of $142,832 and with assets of $19,689 in cash.

Cash used in operating activities was $53,613 and $34,332 for the years ended December 31, 2017 and 2016, respectively.

The Company funded its operations from advances from a related party. For the year ended December 31, 2017 and 2016, advances by related party was $53,613 in 2017 and cash provided by the sale of common stock of $20,400 plus advances from a related party of $33,621 in 2016.

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

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On May 8, 2015 Lowell Holden was appointed as a Director of the Company.

The name, address, age and positions of our present officer and director are set forth below:

Name	Age	Position(s)

Xiang Dong (Steve) Wang 1300 North Vosburg Drive Azusa CA 91702	64	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director

Lowell Holden 1300 North Vosburg Drive Azusa CA 91702	75	Secretary and Director

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

Lowell Holden – Secretary and Director - Lowell Holden has been a Director of the Company since June 2015. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Financial Officer and director of PTS, Inc (PTSH), Nascent Biotech, Inc (NBIO) and President and sole director of County Line Energy INC (CYLC). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor’s of Science degree from Iowa State University.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2017 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Xiang Dong (Steve) Wang 1300 North Vosburg Drive, Azusa CA 91702	10,000,000	99.9%

All Officers and Directors as a group	10,000,000	99.9%

Item 13: Certain Relationships and Related Transactions

Since inception, the Company’s former officer and director has advanced a total $40,137, which was assumed by the present shareholder, and the present officer advanced the Company $98,484 for a total of $138,621, both of which remain unpaid as of December 31, 2017. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month since June 1, 2016 through December 31, 2017 for a total of $76,000. A director of the Company is also an officer and director of the consulting group.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC.

	2017	2016

Audit fees	$9,250	$5,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101	Interactive Data Files for the APEX 2 Inc. Form 10-K for the period ended December 31, 2017	☒

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

APEX 2 INC.

Dated: March 13, 2018	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date

/s/ Xiang Dong (Steve) Wang	President,	March 13, 2018
Xiang Dong (Steve) Wang	Chief Financial Officer and Director

/s/ Lowell Holden	Secretary and Director	March 13, 2018
Lowell Holden

APEX 2 INC.

FINANCIAL STATEMENTS

F-1

802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of APEX 2, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of APEX 2, Inc. as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APEX 2, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2017. Fruci & Associates ll, PLLC
Spokane, WA March 13, 2018

F-2

APEX 2, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2017	2016
ASSETS

TOTAL ASSETS
Cash	$19,689	$19,689
Total Current Assets	19,689	19,689

Total Assets	$19,689	$19,689

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$2,500	$2,654
Due to related party	138,621	85,008
Total Current Liabilities	141,121	87,662

Commitments and contingencies	--	--

Stockholder’s Deficit

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized; 10,006,800 and 10,006,800 shares issued and outstanding, respectively	1,001	1,001
Paid in Capital	20,399	20,399
Accumulated deficit	(142,832)	(89,373)
Total Stockholder’s Deficit	(121,432)	(67,973)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$19,689	$19,689

The footnotes are an integral part of the financial statements.

F-3

APEX 2, INC.

STATEMENTS OF OPERATIONS

For Years Ended December 31,

	2017	2016
EXPENSES
General and administrative	$5,459	$12,986
Consulting fees- related party	48,000	24,000
Total expenses	53,459	36,986

Net loss before income tax	$(53,459)	$(36,986)

Income tax	--	--

Net loss after tax	$(53,459)	$36,986

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,006,800	10,005,311

The footnotes are an integral part of the financial statements.

F-4

APEX 2, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

					Total
	Common Stock		Paid In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	10,000,000	$1,000	$--	$(52,387)	$(51,387)

Common stock issued for cash	6,800	1	20,399	--	20,400

Net loss	--	--	--	(36,986)	(36,986)

Balance, December 31, 2016	10,006,800	1,001	20,399	(89,373)	(67,973)

Net loss	--	--	--	(53,459)	(53,459)

Balance, December 31, 2017	10,006,800	$1,001	$20,399	$(142,832)	$(121,432)

The footnotes are an integral part of the financial statements.

F-5

APEX 2, INC.

STATEMENTS OF CASH FLOW

For Years Ended December 31.

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,459)	$(36,986)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	(154)	2,654

Net cash used in operating activities	(53,613)	(34,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	20,400
Proceeds from borrowing, related party	53,613	33,621
Net cash provided by financing activities	53,613	54,021

NET CHANGE IN CASH	---	19,689

CASH - Beginning of period	19,689	--

CASH - End of period	$19,689	$19,689

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The footnotes are an integral part of the financial statements.

F-6

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

F-7

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

NOTE 3: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, with assets consisting of cash of $19,689 and an accumulated deficit of $142,832 as of December 31, 2017. The Company has not established any source of revenue to cover its operating costs. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4: INCOME TAXES

At December 31, 2017 and 2016, the Company had federal net operating loss carry forwards of approximately $142,832 and $89,373, respectively, which expire in varying amounts beginning in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Deferred tax assets:
Valuation allowance	$29,995	$31,281
Less: Valuation allowance	(29,995)	(31,281)
Net deferred tax assets	$--	$--

As of December 31, 2017 the effective top tax rate for corporations was reduced from 35% to 21%. The effect of the reduced rate decreased the valuation for the year ended December 31, 2017 from $49,991 to $29,995 or by $19,996.

F-8

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2017.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

U.S. federal statutory rate	21%	35%
Net operating loss	(21)%	(35)%
Effective tax rate	--%	--%

As of December 31, 2017, the Company’s tax years from inception through the year ended December 31, 2017 remain subject to examination by Federal jurisdictions.

NOTE 5: RELATED PARTY TRANSACTIONS

Since inception, the Company’s former officer and director has advanced a total $40,137 and the present officer advanced the Company $98,484 both of which remain unpaid as of December 31, 2017. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company has paid the related party consulting fees of $4,000 per month since June 1, 2016 through December 31, 2017 for a total of $76,000. A director of the Company is also an officer and director of the consulting group.

NOTE 6: COMMON STOCK

During the year ended December 31, 2016 the Company issued 6,800 shares of common stock to 40 individuals for cash with a value of $20,400.

NOTE 7: SUBSEQUENT EVENT

Management has reviewed all events as of March 13, 2018 and has determined there are no subsequent reportable events.

F-9