Form 10-Q
period 2018-09-30
APEX 2 INC.
filed 2018-10-12
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

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

As of October 11, 2018, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash held in attorney trust account	$19,689	$19,689
Total current assets	19,689	19,689

Total Assets	$19,689	$19,689

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	$2,000	$2,500
Due to related party	194,352	138,621

Total current liabilities	196,352	141,121

Commitments and contingencies	--	--

Stockholders’ Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	1,001	1,001
Additional paid in capital	20,399	20,399
Accumulated deficit	(198,063)	(142,832)
Total stockholders’ deficit	(176,663)	(121,432)

Total Liabilities and Stockholders’ Deficit	$19,689	$19,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30,

(Unaudited)

	Three Months		Nine Months
	2018	2017	2018	2017
EXPENSES:

General and administrative expenses	$14,000	$12,000	$55,231	$41,459

Total expenses	14,000	12,000	55,231	41,459

Net loss	$(14,000)	$(12,000)	$(55,231)	$(41,459)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,006,800	10,006,800	10,006,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, Inc

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,231)	$(41,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	(500)	(154)
Net cash used in operating activities	(55,731)	(41,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	55,731	41,613
Net cash provided by financing activities	55,731	41,613

Net change in Cash	--	--

Cash at Beginning of Period	19,689	19,689

Cash at End of Period	$19,689	$19,689

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

The Company has not generated revenue since inception. The sole funding source to the Company has been the advance provided by an officer, director and controlling shareholder. As shown in the accompanying balance sheet, the Company has assets of $19,689 and an accumulated deficit of $198,063 at September 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

Since inception, the Company's officers advanced the Company $194,352, which remains unpaid as of September 30, 2018. These amounts are non-interest bearing and due on demand.

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company pays the related party consulting fees of $4,000 per month. During the three and nine month period ended September 30, 2018 and 2017 the Company paid the related party for a total of $12,000 and $36,000, respectively. A director of the Company is also an officer and director of the consulting group.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share. No shares of common stock have been issued during the nine months period ending September 30, 2018 or during the year ended December 31, 2017

NOTE 6: SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after September 30, 2018 through October 11, 2018 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three and nine month period ended September 30, 2018 were $14,000 and $55,231 while the expenses for the same period in 2017 were $12,000 and 41,459, respectively. The three and nine month period’s expenses in 2018 compared to the same periods in 2017 were higher for the nine month period due to the addition of accounting fees paid in 2018 along with the expenses related to the costs bringing current the filings of the Company and filing of financial reports.

Net loss for the three and nine months ended September 30, 2018, were $14,000 and $55,231, compared to $12,000 and $41,459 for the same period ended September 30, 2017.

Liquidity

The Company has negative working capital of $176,663 as of September 30, 2018. Funds used in operating activities during the nine months ended September 30, 2018 was $55,731 while funds provided from financing activities was $55,731 all consisting of advances by related party. This compares to funds used in operating activities of $41,613 and funds from financing activities of $41,613 consisting of advances from related party of $41,613 for the same periods ended September 30, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting Company

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

APEX 2, INC.

Dated: October 11, 2018	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

