Form 10-Q
period 2019-03-31
APEX 2 INC.
filed 2019-05-16
CIK 1521466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, smaller reporting company or an emerging growth company .

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

As of May 2, 2019, there were 10,006,800 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

APEX 2, Inc.

Condensed Balance Sheets

	As of March 31,	As of December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash held in attorney trust account	$19,689	$19,689
Total current assets	19,689	19,689

Total Assets	$19,689	$19689

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	$8,500	$2,000
Due to former officer	40,137	40,137
Due to related party	181,800	169,291

Total current liabilities	230,437	211,428

Commitments and contingencies	--	--

Stockholders’ Deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,006,800 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	1,001	1,001
Additional paid in capital	20,399	20,399
Accumulated deficit	(232,148)	(213,139)
Total stockholders’ deficit	(210,748)	(191,139)

Total Liabilities and Stockholders’ Deficit	$19,689	$19,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

3

APEX 2, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	Three Months
	2019	2018
EXPENSES:

General and administrative expenses	$19,009	$26,827

Total expenses	19,009	26,827

Net loss	(19,009)	(26,827)

Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	10,006,800	10,006,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX 2, INC.

CONSDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-In	Accumulated	Shareholder
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	10,006,800	$1,001	$20,399	$(142,832)	$(121,432)

Net loss				(26,827)	(26,827)
Balance March 31, 2018	10,006,800	1,001	20,399	(169,659)	(148,259)

Net loss				(14,404)	(14,404)
Balance June 30, 2018	10,006,800	1,001	20,399	(184,063)	(162,663)

Net loss				(14,000)	(14,000)
Balance September 30, 2018	10,006,800	1,001	20,399	(198,063)	(176,663)

Net loss				(15,076)	(15,076)
Balance December 31,2018	10,006,800	1,001	20,399	(213,139)	(191,739)

Net loss				(19,009)	(19,009)
Balance March 31, 2019	10,006,800	$1,001	$20,399	$(232,148)	$(210,748)

The accompanying notes are an integral part of the unaudited condensed financial statements

APEX 2, INC

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,009)	$(26,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable	6,500	3750
Net cash used in operating activities	(12,509)	(23,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	12,509	23,077
Net cash provided by financing activities	12,509	23,077

Net change in Cash	--	--

Cash at Beginning of Period	19,689	19,689

Cash at End of Period	$19,689	$19,689

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC). Interim results of operations for the three months ended March 31, 2019 are not necessarily indicative of future results for the full year.

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

NOTE 3: GOING CONCERN

The Company has not generated revenue since inception. The sole funding source to the Company has been the advance provided by an officer, director and controlling shareholder. As shown in the accompanying balance sheet, the Company has assets of $19,689 and an accumulated deficit of $232,148 at March 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on ability to identify a target acquisition. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company’s officer has advanced the Company $181,800, which remains unpaid as of March 31, 2019. Prior to this officer another party had advanced the Company $40,237 when they were related to the Company. These amounts are non-interest bearing and due on demand

On June 1, 2016 the Company entered into a consulting agreement with a related party. Under the terms of the agreement the Company pays the related party consulting fees of $4,000 per month. During the three month period ended March 31, 2019 and 2018 the Company paid the related party a total of $12,000, respectively. A director of the Company is also an officer and director of the consulting group.

NOTE 5: STOCKHOLDER’S DEFICIT

On May 17, 2011 the Company issued 10,000,000 shares of common stock (founder’s shares) valued at $1,000 with a par value of $0.0001 per share. No shares of common stock have been issued during the three months period ending March 31, 2019 or during the year ended December 31, 2018

NOTE 6: SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after March 31, 2019 through May 2, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

Results of Operations

The Company has not generated any revenue since inception. Expenses for the three months period ended March 31, 2019 were $19,009 while the expenses for the same period in 2018 were $26,827. The three month period’s expenses in 2019 compared to the same periods in 2018 were lower for the three months period due to lower accounting fees paid in 2019 versus the same period in 2018.

Net loss for the three months ended March 31, 2019, were $19,009, compared to $26,827 for the same period ended March 31, 2018.

Liquidity

The Company has negative working capital of $210,748 as of March 31, 2019. Funds used in operating activities during the three months ended March 31, 2019 was $12,509 while funds provided from financing activities was $12,509 all consisting of advances by related party. This compares to funds used in operating activities of $23,077 and funds from financing activities of $23,077 consisting of advances from related party of $23,077 for the same periods ended March 31, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting Company

Item 4: Controls and Procedures.

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:Legal Proceedings

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

APEX 2, INC.

Dated: May 13, 2019	By:	/s/ Xiang Dong (Steve) Wang
Xiang Dong (Steve) Wang,
Chief Executive Officer
(Principal Executive Officer) and
Chairman of the Board of Directors

